Form 10-K/A
period 2000-12-31
FIRST UNION COMM MORT TRUST COMM MOR PAS THR CER SER 1999-C4
filed 2002-07-31
CIK 1137103

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-48943-03

               First Union National Bank
               Commercial Mortgage Trust
               Commercial Mortgage Pass-Through Certificates
               Series 1999-C4
           (Exact name of registrant as specified in its charter)



New York                           52-2211953         52-2211955
                                   52-2211954         52-7056303
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 28, 2001, on behalf of First Union National Bank Series 1999-C4 established pursuant to the Pooling and Servicing Agreement among First Union Commercial Mortgage Securities, Inc. as Depositor, First Union National Bank as Master Servicer, Orix Real Estate Capital Markets, LLC as Special Servicer and Norwest Bank Minnesota, National Association as Trustee pursuant to which the First Union National Bank
Series 1999-C4 registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

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

                     a)   First Union National Bank <F1>
                     b)   ORIX Real Estate Capital Markets <F1>

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 2000.

                     a)   First Union National Bank <F1>
                     b)   ORIX Real Estate Capital Markets <F1>

              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)  First Union National Bank <F1>
                     b)  ORIX Real Estate Capital Markets <F3>

              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On October 20,2000, November 28, 2000, and December 27, 2000, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

First Union National Bank
Commercial Mortgage Trust
Commercial Mortgage Pass-Through Certificates
Series 1999-C4

Signed:   Wells Fargo Bank Minnesota, N.A., as Trustee

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  July 18, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a)  First Union National Bank <F1>
                     b)  ORIX Real Estate Capital Markets <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)  First Union National Bank <F1>
                     b)  ORIX Real Estate Capital Markets <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)  First Union National Bank <F1>
                     b)  ORIX Real Estate Capital Markets <F3>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.



EX-99.1 (a)

    KPMG  (logo)

    401 South Tryon Street
    Suite 2300
    Charlotte, NC 28202-191


    Independent Accountants' Report

    The Board of Directors
    First Union National Bank:

    We have examined management's assertion about First Union National Bank
    (the Bank) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards
    V.4. and VI.1., which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2000 included in the accompanying management assertion. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

    Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the applicable minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the applicable minimum servicing standards.

    In our opinion, management's assertion that the Bank has complied in all material respects with the aforementioned applicable minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.



    February 9, 2001




EX-99.1 (b)

    ARTHURANDERSEN   (logo)

    Report of Independent Public Accountants

    To ORIX Real Estate Capital Markets, LLC:

    We have examined management's assertion about ORIX Real Estate Capital Markets, LLC's ("ORECM") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's (MBA) Uniform Single Attestation Program for Mortgage Bankers (USAP) (except for minimum servicing standards V.4 and VI.1., which the MBA has interpreted as inapplicable in commercial and multi-family servicing contracts) as of and for the year ended December 31, 2000, included in the accompanying management assertion. Management is responsible for ORECM's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about ORECM's compliance based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about ORECM's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on ORECM's compliance with the minimum servicing standards.

    In our opinion, management's assertion that ORECM complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000, is fairly stated, in all material respects.

    Dallas, Texas,
    February 22, 2001




EX-99.2 (a)

FIRST UNION Securities (logo)


First Union Securities
NCO121
Structured Products Servicing
8739 Research Drive URP4
Charlotte, NC 28288-0121


Management Assertion


As of and for the year ended December 31, 2000, First  Union National Bank (the
Bank) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4. and V1.1., which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans. As of and for this same period, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $200 Million and $20 million, respectively.



John M. Church                               February 9, 2001
Managing Director/Senior Vice President             Date
First Union National Bank




Timothy S. Ryan                              February 9, 2001
Director/Vice President                             Date
First Union National Bank




EX-99.2 (b)

    Report of Management



    As of and for the year ended December 31, 2000, ORIX Real Estate Capital Markets, LLC has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (except for commercial loan and multifamily loan servicing, minimum servicing standards V.4. and VI.1., which the MBA has interpreted as inapplicable to such servicing). For the period of January 1, 2000, through July 11, 2000, ORIX Real Estate Capital Markets, LLC had in effect a fidelity bond and errors and omissions policy in the amount of $25,000,000. For the period of July 12, 2000, through December 31, 2000, ORIX Real Estate Capital Markets, LLC had in effect a fidelity bond and errors and omissions policy in the amount of $35,000,000.

    Michael E. Cousins                  February 22,2001
    Chief Financial Officer

    Paul Smyth                          February 22, 2001
    Managing Director of Servicing



EX-99.3 (a)

          First Union Securities   (logo)
          NCO 121
          Structured Products Servicing
          8739 Research Drive URP4
          Charlotte, NC 28288-0121



          OFFICER'S CERTIFICATE



          Reference is hereby made to that certain Pooling and Servicing Agreement dated as of December 1, 1999 by and among First Union Commercial Mortgage Securities, Inc. as Depositor, First Union National Bank as Master Servicer, ORIX Real Estate Capital Markets,LLC as Special Servicer, and Wells Fargo Bank Minnesota, as Trustee, with respect to Commercial Mortgage Pass-Through Certificates, Series 1999-C4 (the "Agreement"). Capitalized terms used herein not otherwise defined shall have the meanings assigned in the Agreement.

             Pursuant to Section 3.13 of this Agreement, Timothy S. Ryan and William J. Vahey, Vice Presidents of the Master Servicer, do hereby certify that:

             1. A review of the activities of the Master Servicer during the period from December 17, 1999 through December 31, 2000 and of performance under the Agreement during such period has been made under our supervision; and

             2. To the best of our knowledge, based on such review, the Master
                Servicer has fulfilled all its obligations under the Agreement in all material respects throughout the period December 17, 1999 through December 31, 2000; and

             3. The Master Servicer has received no notice regarding
                qualification, or challenging the status, of REMIC 1, REMIC 11 or REMIC 111 as a REMIC under the REMIC Provisions or of the Grantor Trust as a "Grantor Trust" for income tax purposes under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.

             IN WITNESS WHEREOF, the undersigned have executed this Certificate as of the 12th day of March, 2001.





Timothy S. Ryan, Vice President               William J. Vahey, Vice President
First Union National Bank                     First Union National Bank