Form 10-K
FIRST UNION COMM MORT TRUST COMM MOR PAS THR CER SER 1999-C4
filed 2003-03-31
CIK 1137103

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002

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

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2002, the number of holders of record for each class of Certificate were as follows:


             Class A-1                        22
             Class A-2                        32
             Class B                           1
             Class C                           1
             Class D                           1
             Class E                           1
             Class F                           1
             Class G                           7
             Class H                           3
             Class IO                          1
             Class J                           2
             Class K                           2
             Class L                           2
             Class M                           1
             Class N                           1
             Class R-I                         1
             Class R-II                        1
             Class R-III                       1

             Total:                           81


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


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Controls and Procedures.

            Not applicable.

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) First Union National Bank, as Master Servicer <F1>
       b) ORIX Capital Markets, LLC, as Special Servicer <F2>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) First Union National Bank, as Master Servicer <F1>
       b) ORIX Capital Markets, LLC, as Special Servicer <F2>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) First Union National Bank, as Master Servicer <F1>
       b) ORIX Capital Markets, LLC, as Special Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.


   (b) On October 25, 2002, November 26, 2002, and December 31, 2002 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Such document (i) is not filed herewith since such document was not received by the reporting person at least three business days prior to the due date covered by this report, and (ii) will be included in an amendment to this report on Form 10-K/A to be filed within 30 days of the Reporting Person's receipt of such document.

  <F2> Filed Herewith.




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



    First Union National Bank Commercial Mortgage Trust
    Commercial Mortgage Pass-Through Certificates
    Series 1999-C4
    (Registrant)



  Signed:  Wachovia Commercial Mortgage Securities Inc. as Depositor


  By:   William J. Cohane, Vice President

  By: /s/  William J. Cohane

  Dated: March 13, 2003

  Sarbanes-Oxley Certification


I, William J. Cohane, certify that:


1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: GMAC Commercial Mortgage Corporation, as special servicer, and Wells Fargo Bank Minnesota, N.A., as trustee.


      Date: March 31, 2003


      /s/ William J. Cohane
      Signature


      Vice President
      Title




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



  Ex-99.1 (b)


KPMG (logo)

717 North Harwood Street
Suite 3100
Dallas, TX 75201-6585


Independent Accountants' Report


The Board of Directors
ORIX Capital Markets, LLC

We have examined management's assertion, included in the accompanying Management Assertion, that ORIX Capital Markets, LLC (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2002. Management is responsible for ORIX Capital Markets, LLC's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about ORIX Capital Markets, LLC's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on ORIX Capital Markets, LLC's compliance with the minimum servicing standards.

In our opinion, management's assertion that ORIX Capital Markets, LLC complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ KPMG LLP

January 24, 2003

KPMG LLP. KPMG LLP. a U.S. limited liability partnership is

  Ex-99.2 (b)


ORIX (logo)

ORIX Capital Markets, LLC
1717 Main Street, Suite 900, Dallas TX 75201
Tel: 800-887-6781 Fax: 214-237-2018



Management Assertion


Dated: January 24, 2003


As of and for the year ended December 31, 2002, ORIX Capital Markets, LLC has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards
V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans. As of and for this same period, ORIX Capital Markets, LLC had in effect a fidelity bond and errors and omissions policy in the amount of $40,000,000.

/s/ Michael E. Cousins
Michael E. Cousins
ORIX Capital Markets LLC - CFO

/s/ Donald J. Kalescky
Donald J. Kalescky
ORIX Capital Markets LLC - Director, Loan Servicing

  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                            Interest          Principal               Losses            Ending Balance
   A-1                        13,513,068.41         8,590,206.27                0.00            183,171,638.86
   A-2                        33,050,444.76                 0.00                0.00            447,232,000.00
   B                           3,541,981.20                 0.00                0.00             46,501,000.00
   C                           3,278,670.96                 0.00                0.00             42,072,000.00
   D                           1,054,377.00                 0.00                0.00             13,286,000.00
   E                           2,317,205.09                 0.00                0.00             28,787,000.00
   F                           1,069,454.51                 0.00                0.00             13,286,000.00
   G                           2,158,974.96                 0.00                0.00             33,215,000.00
   H                             719,679.96                 0.00                0.00             11,072,000.00
   IO                          6,273,116.48                 0.00                0.00                      0.00
   J                             143,910.00                 0.00                0.00              2,214,000.00
   K                             431,795.04                 0.00                0.00              6,643,000.00
   L                             575,769.96                 0.00                0.00              8,858,000.00
   M                             575,705.04                 0.00                0.00              8,857,000.00
   N                             844,388.03                 0.00                0.00             17,715,326.00
   R-I                                 0.00                 0.00                0.00                      0.00
   R-II                                0.00                 0.00                0.00                      0.00
   R-III                               0.00                 0.00                0.00                      0.00