Form 10-K
period 2004-12-31
FIRST UNION COMM MORT TRUST COMM MOR PAS THR CER SER 1999-C4
filed 2005-03-30
CIK 1137103

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-48943-03


        First Union Commercial Mortgage Trust
        Commercial Mortgage Pass-Through Certificates
        Series 1999-C04

     (Exact name of registrant as specified in its charter)


   New York                                         54-7056303
  (State or other jurisdiction of                   52-2211953
  incorporation or organization)                    52-2211954
                                                    52-2211955
                                                    52-2211953
                                                    (I.R.S. Employer
                                                    Identification No.)


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

        Yes  ___     No  X


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


     Documents Incorporated by Reference

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


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5. Market for registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2004, the total number of holders of record for the Series of Certificates is 59.


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


  Item 9B. Other Information.

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


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Allied Capital Corporation, as Special Servicer <F1>
      b) Wachovia Bank, National Association, as Master Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Allied Capital Corporation, as Special Servicer <F1>
      b) Wachovia Bank, National Association, as Master Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) Allied Capital Corporation, as Special Servicer <F1>
      b) Wachovia Bank, National Association, as Master Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    First Union Commercial Mortgage Trust
    Commercial Mortgage Pass-Through Certificates
    Series 1999-C04
    (Registrant)


  Signed: Wachovia Commercial Mortgage Securities, Corp. as Depositor

  By:     Charles L. Culbreth, Managing Director

  By: /s/ Charles L. Culbreth, Managing Director

  Dated: March 30, 2005


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



  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  Certification

  First Union Commercial Mortgage Securities, Inc.,
  Commercial Mortgage Pass-Through Certificates
  Series 1999-C4 (the "Trust")

  I, Charles L. Culbreth, certify that:

  1. I have reviewed the annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report , of the Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement, for inclusion in these reports is included in these reports;

  4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing agreement, that is included in these reports;

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Allied Capital Corporation and Wells Fargo Bank Minnesota, N.A.


     Date: March 30, 2005

     /s/ Charles L. Culbreth
     Signature

     Charles L Culbreth, Managing Director
     Wachovia Commercial Mortgage Securities, Inc.


  EX-99.1 (a)
(logo) MCB
MATTHEWS, CARTER AND BOYCE, P.C.
CERTIFIED PUBLIC ACCOUNTANTS


Independent Accountants' Report



To the Board of Directors
Allied Capital Corporation


We have examined management's assertion about Allied Capital Corporation's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004 included in the accompanying management assertion. Management is responsible for Allied Capital Corporation's compliance with those applicable minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Allied Capital Corporation's compliance with the applicable minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Allied Capital Corporation's compliance with the applicable minimum servicing standards.

In our opinion, management's assertion that Allied Capital Corporation, in its capacity as Special Servicer, complied with the aforementioned applicable minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects, as set forth in the criteria attached.



/s/ MATTHEWS, CARTER AND BOYCE

March 8, 2005



11320 Random Hills Road * Suite 600 * Fairfax, Virginia 22030-7427 *
TEL: 703-218-3600 * FAX: 703-218-1808




MINIMUM SERVICING
STANDARDS


I.   CUSTODIAL BANK ACCOUNTS

     1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

        * be mathematically accurate;

        * be prepared within forty-five (45) calendar days after the cutoff date;

        * be reviewed and approved by someone other than the person who prepared the reconciliation; and

        * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

     2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

     3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

     4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  MORTGAGE PAYMENTS

     1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

     2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

     3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

     4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

     1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

     3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

     4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

     5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

     6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV.  INVESTOR ACCOUNTING AND REPORTING

     1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   MORTGAGOR LOAN ACCOUNTING

     1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

     2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

     3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

     4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws. (A compilation of state laws relating to the payment of interest on escrow accounts may be obtained through the MBA's FAX ON DEMAND service. For more information, contact MBA.)

VI.  DELINQUENCIES

     1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

     1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.1 (b)
(logo) KMPG

KPMG LLP
Suite 2300
Three Wachovia Center
401 South Tryon Street
Charlotte, NC 28202-1911



Independent Accountants' Report


The Board of Directors
Wachovia Bank, National Association:


We have examined management's assertion, included in the accompanying management assertion, that the Commercial Real Estate Servicing Division of Wachovia Bank, National Association (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2004. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.


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


In our opinion, management's assertion that the Bank has complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


/s/ KPMG LLP

March 10, 2005



KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.2 (a)
(logo) ALLIEDCAPITAL

1919 Pennsylvania Avenue, NW
Washington, DC 20006-3434
202-331-1112
202-659-2053 Fax


March 8, 2005



As of and for the year ended December 31, 2004, Allied Capital Corporation, in its capacity as Special Servicer has complied in all material respects with the applicable minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation March 14, 2005Program for Mortgage Bankers. The applicable minimum standards are Items VI and VII.



/s/ Kathleen C. Olin
Kathleen C. Olin
Vice President, Special Servicing




www.alliedcapital.com





  EX-99.2 (b)
Wachovia Securities
8739 Research Drive, URP4
Charlotte, NC 28288


(logo) WACHOVIA SECURITIES

Management Assertion

As of and for the year ended December 31, 2004, the Commercial Real Estate Servicing Division of Wachovia Bank, National Association (the Bank) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards
V.4. and VI.1., which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans. As of and for this same period, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $25 million, respectively.


/s/ Alan Kronovet
Alan Kronovet
Managing Director
Wachovia Bank, National Association

3-8-05
Date


/s/ Clyde Alexander
Clyde Alexander
Director
Wachovia Bank, National Association


3-8-05
Date


/s/ Tim Steward
Tim Steward
Director
Wachovia Bank, National Association

3-8-05
Date


/s/ Tim Ryan
Tim Ryan
Director
Wachovia Bank, National Association

3-8-05
Date





  EX-99.3 (a)
(logo) ALLIEDCAPITAL

1919 Pennsylvania Avenue, NW
Washington, DC 20006-3434

202-331-1112
202-659-2053 Fax


March 15, 2005



Wachovia Securities
Structured Products Services
8739 Research Drive - URP 4
Charlotte, NC 28288-1075
Attn: Doug Ratcliff/
Carolyn Johnson

Fitch Ratings
55 E. Monroe Street
Suite 3500
Chicago, IL 60603

Attn: Abbey Fitzgerald

Wells Fargo Bank NA
Corporate Trust Services
CMBS Department
9062 Old Annapolis Road
Columbia MD 21045


Standard & Poor's Ratings Service
55 Water Street, 41st Floor
New York, NY 10041-0003
Attn: Eric Thompson


RE: FUNB 1999-C4, Officer's Certificate

Dear Representatives:

In accordance with the requirements detailed in section 3.13 and section 11.11(d)(i) of the Pooling and Servicing Agreement for the above-mentioned CMBS pool, Allied Capital Corporation ("ACC"), in its capacity as Special Servicer, is providing this Officer's Certificate with respect to the following:

(i) Under my supervision, ACC has reviewed its activities for 2004 and its performance under the Pooling and Servicing Agreement;
(ii) To the best of my knowledge, based on this review, ACC has in all material respects fulfilled all of its obligations under the Pooling and Servicing Agreement throughout 200; and
(iii) ACC has received no notice regarding the qualification or status of REMIC I, REMIC I1 or REMIC III as a REMIC under the REMIC Provisions or of the Grantor Trust as a "Grantor Trust" for income tax purposes under the Grantor Trust Provisions from the IRS or any other governmental agency or body.

www.alliedcapital.com


(page)

Should you have any questions, please do not hesitate to contact me. I can be reach directly (or via facsimile) 202-973-6375 or via email at kolin@alliedcapital.com.

Sincerely,
Allied Capital Corporation
/s/ Kathleen C. Olin
Kathleen C. Olin
Vice President - Compliance


cc: Norma Kuntz, Vice President, Accounting and Financial Mgmt, Allied Capital Corporation
Allison Benner, Director, Internal Audit, Allied Capital Corporation
Jordan Paul, Managing Director, Special Servicing, Allied Capital Corporation

Greg Askey, Principal
Matthews, Carter and Boyce, P.C.
11320 Random Hills Road, Suite 600
Fairfax, VA 22030-7427





  EX-99.3 (b)
Wachovia Bank, National Association
8739 Research Drive, URP4
Charlotte, NC 28288-1075


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


Pursuant to Section 3.13 of this Agreement, Timothy E. Steward and Clyde M. Alexander, Directors of the Master Servicer, do hereby certify that:


   1. A review of the activities of the Master Servicer during the period from January 1, 2004 through December 31, 2004 and of its performance under the Agreement during such period has been made under our supervision; and


   2. To the best of our knowledge, based on such review, the Master Servicer has fulfilled all its obligations under the Agreement in all material respects throughout the period January 1, 2004 through December 31, 2004; and


   3. The Master Servicer has received no notice regarding qualification, or challenging the status, of REMIC I, REMIC II or REMIC III as a REMIC under the REMIC Provisions or of the Grantor Trust as a "Grantor Trust" for income tax purposes under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.


IN WITNESS WHEREOF, the undersigned have executed this Certificate as of the 11th day of March 2005.



/s/ Timothy E. Steward
Timothy E. Steward, Director
Wachovia Bank, National Association


/s/ Clyde M. Alexander
Clyde M. Alexander, Director
Wachovia Bank, National Association





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                           10,209,863.72        120,741,033.13                 0.00              53,088,168.14
   A-2                           33,050,444.76                  0.00                 0.00             447,232,000.00
   B                              3,541,981.20                  0.00                 0.00              46,501,000.00
   C                              3,278,670.96                  0.00                 0.00              42,072,000.00
   D                              1,054,078.87                  0.00                 0.00              13,286,000.00
   E                              2,319,970.76                  0.00                 0.00              28,787,000.00
   F                              1,070,730.94                  0.00                 0.00              13,286,000.00
   G                              2,158,974.96                  0.00                 0.00              33,215,000.00
   H                                719,679.96                  0.00                 0.00              11,072,000.00
   IO                             6,027,440.52                  0.00                 0.00             731,560,866.37
   J                                143,910.00                  0.00                 0.00               2,214,000.00
   K                                431,795.03                  0.00                 0.00               6,643,000.00
   L                                575,769.96                  0.00                 0.00               8,858,000.00
   M                                487,501.43                  0.00                 0.00               8,857,000.00
   N                                397,887.40                  0.00         1,265,627.77              16,449,698.23
   R-I                                    0.00                  0.00                 0.00                       0.00
   R-II                                   0.00                  0.00                 0.00                       0.00
   R-III                                  0.00                  0.00                 0.00                       0.00